Form 10-K
period 1996-12-31
LEHMAN ABS CORP LEHMAN HOME EQUITY LOAN TRUST 1996-2
filed 1997-03-27
CIK 1015411

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period from May 1, 1996 (Commencement of Operations) to December 31, 1996

[ ]      Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


Commission File Number - 333-01451

         LEHMAN ABS CORPORATION, (as depositor under the Pooling and Servicing Agreement, dated as of May 1, 1996, which forms Lehman Home Equity Loan Trust 1996-2, which will issue the Lehman Home Equity Loan Trust 1996-2, Home Equity Loan Asset-Backed Certificates, Series 1996-2).

                             LEHMAN ABS CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                     13-3447441
(State or other jurisdiction of                        (I.R.S.  Employer
incorporation or organization)                       Identification No.)

  Three World Financial Center
  200 Vesey Street
  New York, New York                                            10022
  (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code : (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                   Page 1 of 8
            This report consists of 12 consecutively numbered pages.

LEHMAN ABS CORPORATION
----------------------

TABLE OF CONTENTS
                                                                         Page
PART I
    Item  1. Business....................................................3

    Item  2. Properties..................................................3

    Item  3. Legal Proceedings...........................................3

    Item  4. Submission of Matters to a Vote of Security Holders.........3

PART II
    Item  5. Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................3

    Item  6. Selected Financial Data.....................................3

    Item  7. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................4

    Item  8. Financial Statements and Supplementary Data.................4

    Item  9. Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.........................4

PART III
    Item 10. Directors and Executive Officers of the Registrant..........4

    Item 11. Executive Compensation......................................4

    Item 12. Security Ownership of Certain Beneficial
                  Owners and Management..................................4

    Item 13. Certain Relationships and Related Transactions..............4

PART IV
    Item 14. Exhibits, Financial Statement Schedules and
             Reports on Form 8-K.........................................4

SIGNATURE................................................................6

Supplemental Information to be Furnished with Reports Filed
Pursuant to Section 15(d) of the Act by Registrants Which
Have Not Registered Securities Pursuant to Section 12 of the Act.........7

INDEX TO EXHIBITS........................................................8

This Annual Report on Form 10-K is filed in accordance with a letter dated March 30, 1994 sent to the Office of Chief Counsel, Division of Corporate Finance of the Securities and Exchange Commission (the "Commission") requesting that the Commission enter an order pursuant to Section 12(h) of the Securities Exchange Act of 1934 (the "Exchange Act"), granting exemption for the Trust from the reporting requirements of Section 13 and 15(d) and from the operation of Section 16 of the Exchange Act, or issue a no action letter to like effect. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.


PART I


Item 1.  Business

Omitted.

Item 2.  Properties

Omitted.

Item 3.  Legal Proceedings

The Registrant is not aware of any material legal proceeding with respect to a Pool, the Trustee, the Servicer or LABS with respect to a Pool, other than ordinary routine litigation incidental to the duties of the Trustee or Servicer under the related Pooling and Servicing Agreement.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote or consent of Certificateholders during the fiscal year covered by this report.


PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Trust does not issue stock. There is currently no established secondary market for the Certificates. As of January 2, 1997, there were seventeen Certificateholders.

Item 6.  Selected Financial Data

Omitted.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

Omitted.

Item 8.  Financial Statements and Supplementary Data

Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.


PART III

Item 10. Directors and Executive Officers of the Registrant

Omitted.

Item 11. Executive Compensation

Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Omitted.

Item 13. Certain Relationships and Related Transactions

Omitted.


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report:

         (1)  Financial Statements:

              Omitted.

         (2)  Financial Statement Schedules:

              Omitted.

         (3)  Exhibits:

              Derived Materials of Lehman Brothers and of First Union dated May 1996 for Lehman Home Equity Loan Asset-Backed Certificates, Series 1996-2 (incorporated by reference to Exhibits 1 and 2 to Current Report on Form 8-K dated May 1996).

              Annual Statement of Compliance, filed as Exhibit 99.1 hereto.

              Annual Servicing Report, filed as Exhibit 99.2 hereto.

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant.

              A Current Report on Form 8-K, dated September 26, 1996, was filed for the purpose of filing the Monthly Certificateholder Statements, as Exhibits 99.1 through 99.3 for payments made on June 25, 1996, July 25, 1996, and August 26, 1996, respectively. A Current Report on Form 8-K, dated February 11, 1997, was filed for the purpose of filing the Monthly Certificateholder Statements, as Exhibits 99.1 through 99.5 for payments made on September 25, 1996, October 25, 1996, November 25, 1996, December 26, 1996 and
              January 27, 1997, respectively. A Current Report on Form 8-K, dated March 27, 1997, was filed for the purpose of filing the Monthly Certificateholder Statement, as Exhibit 99.6 for payments made on February 25, 1997. The items reported in such Current Report were Item 5 (Other Events).

(c)      Exhibits to this report are listed in Item (14)(a)(3) above.

SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CHASE MANHATTAN BANK
                                   (SUCCESSOR BY MERGER OF THE
                                   CHASE MANHATTAN BANK, N.A.),
                                   AS TRUSTEE, FOR
                                   LEHMAN HOME EQUITY LOAN TRUST 1996-2


Date: March 27, 1997             By:    /s/ Ron Feldman
                                        ----------------
                                        Ron Feldman
                                        Vice President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

INDEX TO EXHIBITS


Exhibit
Number          Description of Exhibits                                    Page


  4.1       Derived Materials of Lehman Brothers and of First Union          *
            dated May 1996 for Lehman Home Equity Loan
            Asset-Backed Certificates, Series 1996-2 (incorporated by reference to Exhibits 1 and 2 to Current Report on Form
            8-K dated May 1996).

 99.1       Annual Statement of Compliance                                   9

 99.2       Annual Servicing Report                                         11





* Incorporated by reference.

                                  EXHIBIT 99.1


                         ANNUAL STATEMENT OF COMPLIANCE

In accordance with the letter dated March 30, 1994 sent to the Securities and Exchange Commission requesting an exemption from SEC reporting requirements, the Trust is to include as an exhibit a copy of the Annual Statement of Compliance required under the Pooling and Servicing Agreement dated May 1, 1996. Such statement, as required under Section 3.09 of the Pooling and Servicing Agreement, is due on or before the last day of the fifth month following the end of the Servicer's fiscal year (December 31), beginning in 1997. Since there is no requirement for the current year, the statement is not included as an exhibit to this Form 10-K.

                                  EXHIBIT 99.2


                             ANNUAL SERVICING REPORT

In accordance with the letter dated March 30, 1994 sent to the Securities and Exchange Commission requesting an exemption from SEC reporting requirements, the Trust is to include as an exhibit a copy of the Annual Servicing Report required under the Pooling and Servicing Agreement dated May 1, 1996. Such statement, as required under Section 3.10 of the Pooling and Servicing Agreement, is due on or before the last day of the fifth month following the end of the Servicer's fiscal year (December 31), beginning in 1997. Since there is no requirement for the current year, the statement is not included as an exhibit to this Form 10-K.