Form 10-K/A
period 1996-12-31
LEHMAN ABS CORP LEHMAN HOME EQUITY LOAN TRUST 1996-2
filed 1997-08-01
CIK 1015411

SECURITIES AND EXCHANGE COMMISSION


                              Washington, D.C.  20549


                                    FORM 10-K/A

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Page 1 of 8 This report  consists of 12 consecutively numbered pages.

                                AMENDMENT NUMBER
                                     1 OF 1

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

                              CHASE MANHATTAN BANK
                           (SUCCESSOR BY MERGER OF THE
                          CHASE MANHATTAN BANK, N.A.),
                                    AS TRUSTEE, FOR
                                    LEHMAN HOME EQUITY LOAN TRUST 1996-2


Date: August 1, 1997          By:    /s/                   Ron
                                    --------------------------
Feldman
                                    Ron Feldman
                                    Vice President

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

   99.2        Annual Servicing Report
11






















* Incorporated by reference.

                                  EXHIBIT 99.1


                         ANNUAL STATEMENT OF COMPLIANCE

First Union National Bank of North Carolina

Master Servicing Division
301 South College Street, TW9
Charlotte, North Carolina  28288-0828
7040374-2487
Fax 704 383-0387



                             OFFICER'S CERTIFICATE

Reference is hereby made to that certain Pooling and Servicing Agreement dated as of May 1, 1996 among First Union National Bank of North Carolina, Lehman ABS Corporation and The Chase Manhattan Bank with respect to Home Equity Loan Asset-Backed Certificates, Series 1996-2 (the "Agreement"). Capitalized terms used herein not otherwise defined shall have the meanings assigned in the Agreement.

Pursuant to Section 3.10 of this Agreement, I, Karl Mendenhall, Senior Vice President, and I, Anthony J. Gagliardo, Vice President of First Union National Bank of North Carolina, as Servicer (the "Servicer"), do hereby certify that:

    1. The Servicer has fully complied with the provisions of Article III and V, as applicable, of the Agreement during the period from the May 1, 1996 through December 31, 1996;

    2. A review of the activities of the Servicer during the period from May 1, 1996 through December 31, 1996 and of performance under the Agreement during such period has been made under my supervision; and

    3. To the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under the Agreement throughout the period May 1, 1996 through December 31, 1996.

IN WITNESS WHEREOF, the undersigned have executed this Certificate as of the 7th day of April, 1997.


                     Karl Mendenhall, Senior Vice President


                      Anthony J. Gagliardo, Vice President

                                  EXHIBIT 99.2


                             ANNUAL SERVICING REPORT

First Union National Bank of North Carolina
301 South College Street, TW6
Charlotte, North Carolina  28268-0828
800 786-8919
Fax 704 383-0387



                              Management Assertion

As of and for the year ended December 31, 1996, except as noted in the following paragraphs, First Union National Bank of North Carolina's Master Servicing Division (the Company) has compiled in all material respects with the minimum servicing standards for master servicers set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP). With respect to minimum servicing standards I.4., II.1., II.2., II.3., II.4., III.2., III.3., III.4., III.6., V.1., V.2., V.3., V.4. and VI.1. as set
forth in such program, the Company relies on the performance of its primary servicers. There were instances of noncompliance with minimum servicing standards by primary servicers noted in the most recently received independent auditors reports for several primary servicers. These instances of noncompliance are discussed below.

From July to December 1996, the Company was not in full compliance with USAP standard I.1, relating to reconciliations of custodial bank accounts, including the preparation of the reconciliations within 45 calendar days of the cutoff date and the identification of all reconciling items. The noncompliance was primarily concentrated in 18 of the Company's 157 custodial bank accounts. Since January 1997, the Company has worked diligently to properly reconcile all affected accounts and all accounts are currently being reconciled in a timely manner with only certain pre-1997 unidentified reconciling items existing. Based on the method that the Company uses to calculate investor remittances, it is management's belief that the custodial bank account should not affect any trustee or investor in any manner. Once Management believes that all custodial bank accounts have been completely reconciled, which is expected to be on May 31, 1997, we plan to engage our external auditors, KPMG Peat Marwick LLP, to perform an interim 1997 examination of the USAP standard relating to custodial bank account reconciliations. We will make this report available upon request.

As discussed above, with respect to minimum servicing standards I.4., II.1, II.2., II.3., II.4., III.2., III.3., III.4., III.6., V.1., V.2., V.3., V.4., and
VI.1. of the USAP, the Company relies on the performance of its primary servicers. As part of our on-going monitoring of the primary servicers, the Company obtains independent accountant's reports regarding those companies' compliance with minimum servicing standards. The Company's readings of the most recently available reports noted certain instances of noncompliance by primary servicers that are reported below:

Instances of exceptions with respect to the Company's approximately 190 primary servicers were:

    Custodial Bank Accounts (USAP standard I.1.) - five primary servicers Unissued Checks (III.6.) - one primary servicer
 Escrow Account Analysis (V.3.) - two primary servicers
 Delinquencies (VI.1.) - four primary servicers
    The Company does not have current USAP's for primary servicers comprising approximately 16% of the master servicing portfolio, therefore, we could not review the most recently available reports.

The Company has a process in place to review the financial soundness and servicing performance of primary servicers on an annual basis. Among other factors, the Company considers the results of the primary servicers' USAP reports in these reviews and takes appropriate corrective actions where it is warranted. The Company is currently in the process of obtaining the most current USAP's for those primary servicers for which it has not yet been received.

As of and for this same period, the Company had in effect fidelity bond and errors and omissions insurance policies in the amount of $100 million and $20 million, respectively.



Karl J. Mendenhall      4/28/97           Anthony J. Gagliardo    4/28/97
Senior Vice President                     Vice President
Master Servicing                                Master Servicing





Bruce W. Good           4/28/97           John M. Church          4/28/97
Assistant Vice President                        Senior Vice President
Master Servicing                                Structured Servicing Products

KPMG Peat Marwick LLP
Suite 2800
Two First Union Center
Charlotte, NC  28282-8290



                        Independent Accountants' Report


The Board of Directors
First Union National Bank of North Carolina:

We Have examined management's assertion about First Union National Bank of North Carolina Master Servicing Division's (the Company) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (the USAP) as of and for the year ended December 31, 1996 included in the accompanying management assertion. In as much as the Company does not service the loans underlying the master servicing directly, our procedures relative to minimum servicing standards I.4, II.1, II.2, II.3, II.4, III.2, III.3, III.4, III.6, V.1, V.2,
V.3, V.4, and VI.1 of the USAP, involved obtaining and reading the most recently available reports from the primary servicers' independent auditors. Our opinion as expressed herein, insofar as it relates to such minimum servicing standards performed by such primary servicers, is solely based upon the reports of the respective independent auditors. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that, except for noncompliance by the Company relating to custodial bank account reconciliations and various noncompliance with minimum servicing standards by certain of it's primary servicers noted from reading other independent auditors' reports, the Company compiled with the aforementioned minimum servicing standards as of and for the year ended December 31, 1996, is fairly stated, in all material respects.

                              KPMG Peat Marwick LLP

April 28, 1997